Form 10KSB
period 2001-12-31
HELPCITY INC
filed 2002-04-16
CIK 1141167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For  the  fiscal  year  ended  December  31,  2001

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
             Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  333-67892

                                 HELPCITY, INC.
                 (Name of Small Business Issuer in Its Charter)

        NEVADA                                                 95-4818246
(State or Other Jurisdiction of                              (IRS Employer
Incorporation  or  Organization)                          Identification Number)

    237 W. BONITA AVENUE, SUITE F
       SAN DIMAS, CALIFORNIA                                      91773
(Address of Principal Executive Offices)                        (Zip Code)

                                 (909) 394-2362
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     (None)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [__]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent fiscal year.     $170,400

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.). Not Applicable.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,052,880

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [__]    No  [_X_]

                                TABLE OF CONTENTS


                                     PART I

Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                    PART III

Item  9          Directors,  Executive  Officers,  Promoters and Control Persons

Item  10         Executive  Compensation.

Item 11          Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

ORGANIZATIONAL  HISTORY

     We were initially formed in December 1998 as a general partnership and we converted into a California limited liability company, HelpCity.com, LLC, in January 1999. We then reorganized into a Nevada corporation, HelpCity, Inc., on December 31, 2000.

     Immediately prior to the reorganization, HelpCity, Inc. had zero assets and zero shares of common stock outstanding. As part of the reorganization, and in exchange for all of the outstanding membership interests of HelpCity.com, LLC, HelpCity, Inc. issued 20,382,414 shares of its common stock to former membership interest holders. Therefore, on December 31, 2000, immediately following the reorganization transaction, we had 20,382,414 shares of common stock outstanding, and no shares of preferred stock outstanding.

OVERVIEW

     We specialize in organizing and providing in-depth local information to cities and communities using an integrated online and offline community approach that unites the virtual world (the Internet) with the real world (through print, participation in local events, and community partnerships). We have also researched and developed a publication we call the HelpCity Local Internet Guide that is a printed online and offline guide that combines the attributes of a telephone directory and an informational guide for local communities. We partner with cities, chambers and other community organizations. In addition, we provide our content in multiple languages (English, Spanish and Chinese). We also specialize in promotions and advertising for local businesses using our HelpCity Local Network, where members are promoted both online and offline. Our web site is located at www.helpcity.com.

     As of March 31, 2002, our web site provides information on 13 local communities in San Gabriel Valley and San Bernardino and services over 1,000 local businesses in more than 240 categories, as well as four cities and four chambers of commerce. Starting with one city (the City of Walnut), we have expanded to 13 cities, and within the next six to eight months, we plan to expand to more than 20 cities throughout the counties of Los Angeles, San Bernardino and Orange.

     Currently, we have established coverage ("coverage" shall mean that we have provided a web site presence and we have or will start selling and marketing into the area for that city) in the following 13 cities in the San Gabriel Valley/West San Bernardino area:

     Baldwin  Park
     Chino
     Chino  Hills
     Diamond  Bar
     Hacienda  Heights
     La  Puente
     Monterey  Park
     Pomona
     Rosemead
     Rowland  Heights
     San Dimas
     Walnut
     West  Covina

     Our stair-step approach has allowed us to gain market visibility while developing our products and services and attracting advertisers and businesses that want combined local online and offline promotion and exposure via multiple languages. Although our focus is generating revenues from promoting "local" businesses within each community, we will be a more viable and more attractive alternative to regional advertising as we expand our base of cities. Our business plan and revenue generating model emphasizes not only the Internet and online aspect, but also the offline aspect of reaching customers through printed media. As such, we have researched and developed a printed online and offline guide that we call the HelpCity Local Internet Guide that complements the main HelpCity "More Than A Phonebook" portal.

PRODUCTS  AND  SERVICES

     Our products and services are divided into two types: online and offline. Generally, an online option refers to our web site at www.helpcity.com that is associated with a service. The organized content within our site provides various services.

     Offline, we offer both products and services. Our offline products include the HelpCity Local Internet Guide, a new type of print publication that is comprised of a local directory listing businesses and their local web addresses and also information on the local community (including local city government, school, clubs, associations, and church information). In support of our local businesses, we also offer offline services such as a printed quarterly tabloid announcing coupon specials and new businesses. In the community we gather and develop original local community content such as our HelpCity Bubblehead Gallery and HelpCity Minutes that show faces of the community. Other support services and products include decals and posters for businesses. We also organize fundraisers and sponsorships within the community.

PRODUCT  AND  SERVICES  DESCRIPTIONS

     We offer or plan to offer the following products and services (in no particular order). Products and services are added, changed, and omitted depending on the demand, economics, and relevance to our strategic goals. Unless specifically noted below as a "future enhancement" that we intend to offer, we currently offer all the products and services listed below. For local businesses and organizations:

     WebAd and Electronic Brochure Print Packages- Basic online web advertisements and print listings in the Local Internet Guide that promote local businesses. The online WebAd includes information on a business, including a description of the business, the logo, address, hours of operation, a set of customized photos/pictures, and an optional second language page (Spanish and Chinese and other languages to be determined as needed). We also index the WebAd to our proprietary keyword and category search engine on the HelpCity website. This package also includes a link to a coupon page, location map, and a link to an existing website that a business may have. We will also provide the service of incorporating an electronic business brochure that can be accessed through the Internet from the WebAd. A link to Super-Service, the mass email feature connecting buyers with sellers. Revenues are generated by selling local businesses the online and offline exposure to promote their products and services.

     HelpCity Local Internet Guide - Comprehensive listing of online local businesses and useful community information and special interest sections such as weddings, what's to eat, home improvement, automobile, entertainment and coupon/savings deal. An annually printed publication that will be distributed in July 2002.

     HelpCity Super-service - A mass email link from a buyer to all sellers in a category in the HelpCity database. This feature is designed to save the buyers time in obtaining information on local business products and services. For the sellers this will mean that they will be made aware of the buyer's interested in their products and services. The cost of this service will be incorporated in the Basic WebAd and electronic brochure and print package. The Super-Service is schedule for release in the third quarter of 2002.

     "More than a Phone Book" Promotions - Promotions that focus on specific categories or special categories. These specific or special categories are expanded in content and features to generate a more targeted audience for local businesses. For example, we offer "Local Real Estate Information," where we promote local real estate businesses by grouping them together as a special category. These applications generate multiple sign-ups and encourage affinity group participation. Revenues are generated by charging local businesses that are promoted in these special and or specific service and product categories.

     Online Newsletters WBI- Newsletters a business can create through a Web Based Interface (WBI). Can be purchased as an additional option or included in special category packages. Revenues are generated when this feature is added to their WebAd package.

     HelpCity Posters- Promotional collateral for businesses to place within their establishment to promote themselves and HelpCity.

     HelpCity Local Network Member Decals- Promotional stickers for businesses to stick on store or car windows to promote themselves and HelpCity.

     HelpCity Brand Business Cards- Cards with the HelpCity logo on the back and a business's regular card on the front, used to promote businesses and our Company. This will be included in the basic WebAd package.

     HelpCity Virtual Tours - Online picture, audio, and text summaries of community and organization events and activities. Does not directly generate revenue, but promotes the HelpCity brand name and creates valuable web site traffic.

     Chambers of Commerce Collaboration Program - Programs where we partner with local chambers of commerce. We provide technical consulting, web site design and membership recruitment assistance. Chambers receive a monthly cash contribution based on the number of members participating in the HelpCity WebAd program. Chambers actively promote us. Revenues are generated through joint marketing of the WebAd packages. The Chambers get a referral fee from the sales when they work together with us to sign up their members for our products and services.

     Local City Directory Partnerships - Online city licensed business directories organized, designed, developed, and implemented by us for city web sites. Cities can then provide 24 hours, 7 days a week, virtual storefronts for all its licensed businesses. Cities also actively promote their relationship with us. The cities pay a one-time set up fee for converting their licensed business databases to be used on our search engines for their official web sites that generates revenue for the Company.

     HelpCity Coupon Gallery - Interface designed to offer online and offline coupons for general consumers, businesses, students, and seniors. Provides the tie-in that will show businesses their ads and promotions are effective. Revenues are generated for putting printed coupons in the HelpCity Local Internet Guide.

     Custom Web site Design Services - Service offered selectively and only to target groups and organizations that fit our strategy of branding and expanding its market. We are not in the business of web design. Revenues are generated when custom web sites are designed and developed for selected customers.

     E-mail Collection and Distribution- E-mailing coupons and special promotions to specifically designated recipients. Revenues are generated for collecting, managing and processing messages for clients targeting their customers electronically via email campaigns. (Future enhancement)

     HelpCity Bubblehead Gallery Photo Shoots and HelpCity Minute - Photo sessions to take pictures of participants during community and organization activities for online photo albums. Where the photos are tied to a virtual clock we call it the HelpCity Minute program. Does not directly generate revenue, but promotes the HelpCity brand name and creates valuable web site traffic.

     HelpCity Membership Services - On-site and telephone assistance for customers to establish their WebAds and electronic brochures. Included as part of our WebAd & Electronic Brochure Packages.

     Web site Hosting- Hosting for selected clients for whom we have designed web sites. Revenues are generated when we host a client web site on our computers and servers for selected clients. We provide storage, security and bandwidth.

     Multilingual Portal- Access to our web site content in other languages in addition to English. Currently offered are Spanish and Chinese. Does not directly generate revenue, but promotes the HelpCity brand name and creates valuable web site traffic.

     HelpCity Sponsorship and Organization Collaborations- Activities that include working with non-profit organizations and service groups. Enhances our presence and relevance to the community. It is anticipated that revenues will be generated both through corporate sponsors and/or direct charges to the non-profits and services through hosting fees and/or WebAd and Electronic Brochure fees.

     HelpCity University- Internet training for schools and service organizations. Helps brand and expand our services and products.

     Online Classified Ads- Ads for business to business, business to consumer, and consumer to consumer. Adds value to other business programs. No service charges at this time. (Future enhancement)

     HelpCity Jobs - An online employment job listing site on the HelpCity portal. The service will be introduced initially as a free service, but will eventually be fee based. (Future enhancement)

     Online Auctions- Ads for business to business and consumers. Adds value to other programs offered to businesses and consumers. No service charges at this time. (Future enhancement)

     HelpCity Partnerships- Partnerships to market our products and services. These are arrangements with individuals, groups, and organizations to help market the Company in other geographical areas.

     Community Calendars- Lists local city and community events for consumers to organize their daily and monthly activities. Where possible, revenues are generated through corporate sponsors.

     Holiday Shopping Ideas and Services- Helps people save time and money by conveniently presenting unique and special gift ideas available to purchase. Revenues are generated from local businesses for special placement and promotion in our online and offline platforms.

     Online Visitor Guides- Helps new residents find valuable services and information to help them settle into a community. Where possible, revenues are generated through corporate sponsors or cities.

     Our focus is to generate revenues and to provide the community with useful local information. Significant effort has been spent in the past year focusing on developing the Local Internet Guide print product and expanding our sales force for marketing and selling our integrated online and print services. Another area of concentration has been spent in creating, designing, organizing, developing, and implementing ways to effectively deliver useful local information to the community online and offline. We believe that we now have the major scaleable elements in place to sell into the market place.

     The current products and services together is the foundation that will allow us to grow rapidly in the future. Many of these services and products will be significantly expanded and will serve as centerpieces and components for other ideas.

INDUSTRY  BACKGROUND

     Our concept is based on a combination of two major market segments, the Internet and the telephone directory industry.

     The industry is comprised of the assortment of players that are trying to utilize the Internet to deliver local information and services to community businesses and residents.

     Rather than speculating on the size of the local yet-to-be-proven Internet market, it is easier to measure the industry by analyzing the existing Yellow Pages publishing market. Our business model is targeted at gaining a piece of the local Yellow Pages advertising market.

     In 1999, advertising in Yellow Pages from both national and local businesses increased to $12.65 billion up 5.5% from $11.99 billion in 1998, according to Universal McCann, the media unit of McCann-Erickson Worldwide in New York, part of the Interpublic Group. According to Larry Small of the Yellow Pages Publisher Association, Denver, Colorado, trade group Internet Yellow Pages last year was approximately $100 million. Mr. Small estimates Internet Yellow Page advertising jumped 75% from last year.

     The local Yellow Pages market is extremely fragmented. In most cases, a local market is dominated by a utility (telephone company) phone book. However, most markets have a number of independent or alternative players. The alternative Yellow Pages publishers compete effectively by providing a better price (cheaper rates for advertising) or higher value book (with extra features such as color). In our local markets there are the following main Yellow Pages publishers (as well as other similar such directories and city guides): Pacific Bell with 17 books, Verizon with 16 books, Donnelly with 42 books, Clarke with four books, Fine Publishing with one book. As expected, each market will have a similar number and types of competitors. Collectively, revenues from these books are estimated at $400 million dollars a year.

     Because of the strategic partners (cities and chambers of commerce) that we have aligned with and the local community aspect of our multilingual (English, Spanish and Chinese) content and print that is well integrated with the Internet, we believe we can offer a better alternative for the market.

     There are numerous locally focused web sites entering the market every day that offer some kind of directory or affinity type grouping (categorization) to help users access local information. The biggest difference, however, is that these web sites lack any real world involvement (such as a printed directory, participation in local events, and networking in the community). Real world activity is time-consuming and expensive, requiring staff and people. This, however, is our most important strategy - in any city, there is only one city hall and only one chamber of commerce; whoever is their partner can claim to be the designated source of information for that local community.

     Currently, there are a number of national, regional, and local companies targeting the same local community of our target market in the San Gabriel
Valley of Southern California. The following is a partial list of companies that have been identified:

YELLOW  PAGES  PUBLISHERS
Clarke               (Mini-Phone  Book)
United  Yellow  Pages
Verizon          (Super  Pages)
Pacific  Bell          (Smart  Pages)Various  local  and  regional  publishers

ONLINE  DIRECTORIES
Bigyellow.com
Yellowonline.com
Yellowpages.com
Zip2.com
Various  local  online  regional  directories.

REGIONAL  GUIDES  REGIONAL  GUIDES
Citysearch.com          (Ticketmaster  Online  -  City  Search)
Digitalcity.com          (Digital  Cities  -  AOL)
LAtimes.com          (now  part  of  Gannet-USA  Today)
Washingtonpost.com
Various  other  regional  Guides

LOCAL  ONLINE  COMMUNITIES  LOCAL  ONLINE  COMMUNITIES
Icityonline.com     (targets  the  Orange  County  area)
Mainstreetcentral.com     (services  one  community)
MyCity.com          (local  online  resource)
MyOC.com          (associated  with  the  Orange  County  Register)
Various  chamber  of  commerce  sites

SUPPLIERS
Infospace.com          (supplier  of  online  information)
InfoUSA.com          (directory  and  credit  information)
Various  other  suppliers

     Each of the aforementioned competitors have targeted a certain niche in the community market. The phone book publishers are print based so their emphasis has remained focused on directory content with little or limited content related to community coverage. Dedicated online directories focus primarily on listing content, offering no community information or print alternative. Regional online guides are generally very broad in scope and do not offer identification with specific local communities. Local online communities on the other hand, are very specific, yet they do not offer their content in print. The information suppliers mainly sell prepackaged content to website operators and play the role of providing information that can be branded by the other segments of the industry. Due to the fact that each of these groups currently approaching the local community market addresses a very specific niche, there is an opportunity for a company like HelpCity to reassemble the different approaches to offer the market a better alternative.

COMPETITION

We  have  a  six  point  competitive  market  approach:

     -In-depth  local  community  focus.
     -Integrated  online  services  and  offline  products  (HelpCity portal and HelpCity  Local  Internet  Guide).
     -A strategy that  creates  mutually  beneficial  co-  partnerships  with municipalities, chambers of commerce and community organizations. -Multilingual content. (English, Spanish, and Chinese)
     -Extremely  competitive  and  cost effective entry price points (less than a dollar  a  day)  for  HelpCity  services.
     -HelpCity Super-service: a value added feature connecting buyers and sellers.

COMPARISON  OF  SERVICES

     Our competitors primarily fall into two distinct categories: telephone book publishers and Internet companies.

     We have made a commitment to bringing together the real world and the virtual world on a local basis. This approach is expensive and time consuming, but once established the approach gives us a potential strategic advantage. For example, there is only one city hall in each city, and once a partnership is established it is differentiated in the marketplace (and though not exclusive, a city hall will not ordinarily support multiple service providers with the same services or opportunities). The differentiated value is that we receive added credibility and marketing support from the city, as well as placement preference on the official city web site.

     Most small local businesses have limited time and resources to develop marketing strategies and an Internet presence. Management believes the window of opportunity is significant in size and that there is demand for locally focused community information. Thus, a company that provides services and products that are community- focused, fills a real need in the marketplace. We believe that we have demonstrated that we can create and sustain this type of service and that we have a competitive lead in our concept in the marketplace in terms of establishing the idea, setting up and expanding a scalable infrastructure and deploying a revenue producing business model.

     We recognize that all of our products and services can and will be duplicated by others over time. Due to the dynamic nature of our industry, main competitors can change very rapidly. For example, when we were first established, chambers of commerce were viewed as potential competitors. Now, however, chambers of commerce are one of our main strategic partners. As in any process, many things can happen and many factors can change. Our approach is to be adaptable and flexible in this ever-changing landscape.

DEPENDENCE  ON  KEY  CUSTOMERS

     The Company is not dependent on any single customer for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as new customers are added or old customers removed.

PATENTS,  TRADEMARKS,  LICENSES

     We regard copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have five trademark applications pending in the United
States. We do not know whether these trademarks will be granted or, that if granted, that the marks will be challenged or invalidated. We have no registered trademarks or service marks to date. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

     Other parties may assert, from time to time, infringement claims against us. We may also be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees, if any. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

GOVERNMENT  REGULATION

     Although there are currently few laws and regulations directly applicable to the Internet and e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the internet or e-commerce covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online information and advertising may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise harm our business, operating results and financial condition. Moreover, the applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet could harm our business.

     We intend to closely monitor applicable laws and regulations to assure that we comply with applicable laws in that regard.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS

     The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

RESEARCH  AND  DEVELOPMENT

     As of December 31, 2001, we have spent and capitalized $250,600 in website development costs.

NUMBER  OF  EMPLOYEES

     Due to delays in raising capital and the lack of sales towards the year-end, we significantly reduced our operations in November 2001 and laid off a majority of our employees. As of the date of this Report, we had 2 full-time employees. None of our employees are covered by any collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located at 237 W. Bonita Ave., Suite F, San Dimas, California 91773, which we occupy on a monthly basis at approximately $2,775 per month. That facility consists of approximately 3,643 square feet. We believe that if required we can lease the same or comparable offices at approximately the same monthly rate. Our present location is suitable for our ongoing business.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

     On January 25, 2002, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District, against the Company and its principal officers, David Wong and Traci Wong, entitled Michael Vicencio vs. HelpCity, Inc., a California Corporation; HelpCity, Inc. dba HelpCity.com, a Business Entity; David Wong, an individual; Tracy Wong, an individual(No. BC266898). The complaint alleges, on behalf of the plaintiff that the Company failed to pay overtime compensation, failed to pay wages, and violated unfair competition laws. The complaint seeks compensatory damages of approximately $78,387.59, potential statutory penalties of $8,215.20, a permanent injunction prohibiting defendants from engaging in unlawful practice, an appointment of a receiver; restitution damages of $1,000,000, and attorney fees.

     The Company and its defendant officers and directors believe that the lawsuit is without merit and that they have meritorious defenses to the above actions. The Company has engaged legal counsel and plans on vigorously defending the litigation. However, failure to successfully defend the action or other similar actions could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.


                                     PART II

ITEM  5.       MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
               MATTERS

MARKET  INFORMATION

As of the date of this Report, there is no public trading market for the Company's stock.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of March 31, 2002 was approximately 130.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     From  January  1999  through  July  1999,  the  Company's  predecessor,
Helpcity.com, LLC, issued 11,789,250 membership interests to three of its founders for services rendered. In July 1999, two of the founders returned 477,852 of the membership interests to treasury for cancellation. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     From January 1999 through March 2000, the Company's predecessor, Helpcity.com, LLC, issued 4,206,384 membership interests for approximately $1,112,000 in cash to approximately 101 investors. Of the 4,206,384 membership interests issued, 359,100 membership interests were repurchased in fiscal 2000 and 2001 for approximately $84,400 by the Company as settlement of threatened litigation. The remaining 3,847,284 membership interests outstanding may not have been exempt under Section 4(2) of the Securities Act of 1933 and are the subject of the Company's current rescission offer registered under Form SB-2. No commissions were paid.

     From January 1999 through December 1999, the Company's predecessor, Helpcity.com, LLC issued 331,071 membership interests to unrelated third parties for consulting services rendered valued at approximately $64,690. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     From September 1999 through December 1999, the Company's predecessor, Helpcity.com, LLC issued 4,200 membership interests to two of its membership interest holders in lieu of interest payments owed to the membership interest holders valued at approximately $1,400. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     From November 1999 through December 1999, the Company's predecessor, Helpcity.com, LLC, issued 20,850 membership interests to two of its employees for services rendered valued at approximately $3,475. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     From January 2000 through December 2000, the Company's predecessor, Helpcity.com, LLC, issued 49,034 membership interests to four of its employees for services rendered valued at approximately $13,009. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In February 2000, the Company's predecessor, Helpcity.com, LLC issued 3,600 membership interests to two of its membership interest holders in lieu of interest payments owed to the membership interest holders valued at approximately $1,200. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     From March 2000 through October 2000, the Company's predecessor, Helpcity.com, LLC, issued 185,716 membership interests for approximately $72,386 to unrelated third parties for consulting services rendered. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     In October 2000, the Company's predecessor, HelpCity.com, LLC, issued 5,159,261 membership interests for $2,000,000 in cash to one accredited investor. The issuance was an isolated transaction not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     From October through December 2000, the Company's predecessor, Helpcity.com, LLC, issued an aggregate of 70,000 membership interests to the Company's legal counsel, in consideration for legal services rendered valued at approximately $70,000. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Effective December 31, 2000, the Company, HelpCity, Inc., a Nevada corporation ("Company") issued 20,382,414 shares of its restricted common stock in exchange for all of the outstanding membership interests of HelpCity.com, LLC, a California Limited Liability Company in a business combination described as a "reorganization." For accounting purposes, the reorganization has been treated as the reorganization of HelpCity.com, LLC into the Company. As part of the reorganization, the Company became the surviving entity. Immediately prior to the reorganization, the Company had zero shares of common stock outstanding. As part of the Company's reorganization with HelpCity.com, LLC, the Company issued 20,382,414 shares of its Common Stock to the membership interest holders of HelpCity.com, LLC in exchange for 20,382,414 membership interests of HelpCity.com, LLC. The issuances were transactions not involving a public offering under applicable state law and not involving a public offering under Rule 506 of Regulation D, and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     On June 25, 2001, the Company's Board of Directors granted, pursuant to its Employee Stock Option Plan, an aggregate of 494,500 Incentive Stock Options (as defined by the Plan), exercisable at $0.39 per share (100% the fair market value of the Company's Common Stock on the date of grant) to certain employees of the Company in accordance with Exchange Agreements entered into between the Company and certain employees, wherein former employment agreements with certain employees were renegotiated. See "Employment Agreement" section. The issuances did not involve a public offering and were exempt under Section 4(2) of the Securities Act of 1933.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

The Company is continuing to focus its efforts on refining its revenue-generating model which is based on bringing together local buyers and sellers either online and/or through its print publication. The primary focus in fiscal year 2001 was to determine the most cost-effective approach to organizing, producing, marketing and delivering our Internet-centric printed HelpCity Local Internet Guide, along with our HelpCity local community website, www.helpcity.com, throughout our primary market base in the San Gabriel Valley of Southern California.

Our original strategy was to distribute our printed publication by direct mail on a quarterly basis. After producing issues of our print publication, the Helper/Directorzine, for two cities (Walnut and Diamond Bar, 20,000 copies each), we have determined that an annual publication would be more effective. Economically, it will provide significant cost savings as our production and delivery costs will only be incurred annually compared to quarterly. In terms of usefulness, we believe that buyers and sellers are more inclined to retain and use an annual guide/directory in a book format rather than one that is in a quarterly magazine format. Thus, we will publish the Local Internet Guide in an annual format in 2002.

In determining the best marketing and sales approach for our local based products and services we have reformulated our positioning in the market place, redefined the offered features, and changed our pricing scheme. Based on the expansion of our features offered, we will increase the base price of our standard packages from $360-$600 to $1,000 or more per year. We believe that the new features offered will substantiate the increase in the base price to our customers.

Due to the delays in integrating our print product along with the delay in our sales and marketing efforts, we were set back in 2001 in terms of expanding our geographical coverage into Orange and San Bernardino counties. We believe that the resulting refinements in our production, our product and service offerings, and sales strategy will enable the Company to expand its geographical coverage and increase its sales revenue in 2002.

The Company's primary revenues for fiscal year 2000 and 2001 were derived from sales of WebAd Packages (or Programs) and Internet presence for local businesses, government, schools and clubs/associations/service organizations. Beginning in the second quarter of 2001 the Company also offered the option of display print ads for its local customers. Also beginning in the second quarter of 2001, the Company offered a listing in its quarterly print publication for all customers purchasing WebAd packages. Due to our change to an annual print publication, certain customers that did not get listed in a quarterly publication will be offered a special upgrade in our annual Local Internet Guide. WebAd sales and revenues are sold on annual contracts in which the Company will recognize the related revenue in the statement of operations over the term of the contract. The annual contracts may be paid with a portion of the contract price being paid in advance with the remaining balances due on a monthly or quarterly basis. Beginning in 2001, customers were encouraged to either pay the entire contract price in advance or pay an initial deposit with the remaining balance due over a three month period. Revenue associated with customers that did not receive their print ads were not recorded as revenue as of December 31, 2001. The Company has recorded the amounts received of approximately $132,000 related to these print ads as deferred revenue in the Company's balance sheet at December 31, 2001.

Discounts may be offered for larger contracts. The large contracts are comprised of other offerings in addition to WebAds, such as additional promotion on the Company's web site, electronic surveys, cross-promotion literature, special feature profiles, co-sponsorships of special community events. The Company may also trade for certain types of cross promotions and sponsorships. In accordance with EITF 99-17, these non-cash transactions are not recorded as sales as the value of the services rendered to the customers cannot be objectively verified.

During fiscal year 2000 the Company's focus was on expanding its showcase city, Walnut, to an additional 12 cities and four chambers of commerce. Concurrent with this effort in 2000 was an aggressive build-out of our internal infrastructure: expanding our hardware and software capabilities to handle the increased traffic, increasing our staff in each of our departments to process, track and service our expanded customer base, focusing our ability to sell and organize content in multiple languages (English, Spanish and Chinese) and designing, developing and implementing our print component the Helper/Directorzine local community guide. In addition, the Company increased expenditures to expand its sales staff and customer service staff in anticipation of a major sales and marketing push anchored with the launch of the Helper/Directorzine, our quarterly publication, in the second quarter of 2001.

The Company also hired additional senior management personnel for the sales and technical staff. In fiscal year 2001 the Company expanded its sales on the basis of offering online and print services. However, due to the need for additional financing and the limitations on capital financing during the Company's Form SB-2 registration process, the Company curtailed its operation significantly by reducing its staff and operations in the last quarter of 2001. Management intends to expand its operations in 2002 through capital financing from the proceeds of the Company's public offering of 4,000,000 shares registered under its Form SB-2 registration statement which became effective on February 14, 2002.

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. The Company will need to implement and improve operational, financial and management information systems. In addition, the Company is implementing new information systems that will provide better record keeping, order processing for tracking, managing and controlling Internet and/or print orders, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 2001

Revenues -- Sales revenues from operations totaled $128,910 and $170,400 for December 2000 and December 2001, respectively. Revenues are generated from three primary sources: WebAds, print ads and web site development. For the periods ending December 2001 and 2000: WebAd revenues were $118,279 and $99,019, web site development $35,695 and $12,849, print $13,500 and $0 and other services were $2,926 and $17,042 respectively. Other services include web site hosting and graphic design services. Print ad revenues were not generated in December 2000 but were generated in the third quarter of 2001. WebAd revenue, basic web packages (and print listing), increased for the period ending December 2001 compared to 2000 due to an increase in new customers and expanded sales. Web Design revenue, full custom website development, increased in the period ending December 2001 compared to 2000 due to an increase in the number of sites created for customers. Print revenue, print ads(other than the basic print listing) increased in 2001 compared to 2000 as the first issue of the quarterly Helper/Directorzine was issued in third quarter 2001. Other income increased in 2001 compared to 2000 due to a special one time promotional project in 2000. Net Loss from Operations -- Net loss from operations totaled $1,137,786 and $1,668,516 for December 2000 and December 2001, respectively. During 2000, operating expenses grew as a result of the expansion of our internal infrastructure, including facilities and staffing to enhance our web site, the development of the quarterly Helper/Directorzine print product and the scaling of the operation to handle increasing number of customers as a result of our expanded coverage area. Higher expenses were incurred for the hiring of senior executives. During 2001, operational expenses grew significantly, because of expanded staffing in anticipation of increased sales due to addition of our print product line, however this operational increase was not offset by sales increase as expected as a result of changes in print strategy from quarterly to annual and also due to the abrupt curtailment of operations in the last quarter of the year due to financial constraints related to our securities registration.

Net Loss per share --- Due to the reasons stated above, net loss per share increased to $0.08 for fiscal 2001 as compared to $0.07 per share for fiscal 2000.

Assets - Assets totaled $ 1,758,491 as of December 31, 2000. Assets totaled $247,444 as of December 31, 2001. Cash in 2001 was reduced significantly due to the expanded operations and the introduction of the print publication. Account receivables in 2001 were significantly reduced due to the change from a quarterly print publication to an annual print publication which resulted in customer accounts that did not receive their print listing and were deferred to 2002.

Current Liabilities -- Current liabilities totaled $205,446 as of December 31, 2000. Current liabilities totaled $387,622 as of December 31, 2001. The increase was due to on-going operating expenses without the offsetting sales as a result of curtailment of operations in the last quarter of year 2001. Current liabilities in 2001 increased substantially as the Company continued to incur operation expenses even though revenue from sales were curtailed substantially. Additionally, $131,924 in revenue was deferred to 2002, as the services were not delivered in 2001 as anticipated. The Company also received loans from stockholders, therefore increasing its liabilities in 2001.

Stockholders' Equity (Deficit) -- Stockholders deficit increased to ($1,157,278) as of December 31, 2001 compared to the stockholders' equity of $535,945 in 2000. This increase is primarily attributable to the current year net loss of $1,646,773.

Liquidity  and  Capital  Resources

As of December 31, 2001 the Company had $170,400 in revenues and $247,444 in assets. The Company incurred a net loss of $1,646,773 during the fiscal year ended December 31, 2001, compared to $1,124,628 for the fiscal year ended December 31, 2000.

During fiscal 2001, the Company filed a Form SB-2 registration statement to register the Company's rescission offer and its public offering to sell $4,000,000 shares of stock at $1.00 which was declared effective on February 14, 2002. Management intends to use proceeds from the public offering to fund its rescission offer, repay its short and long liabilities and expand its base of operations. There can be no assurance, however, that the Company will be able to raise sufficient capital to repay shareholders who decide to accept the Company's rescission offer. At this point, the Company cannot quantify the dollar amount of the rescission shares that will be accepted.

We intend to fund operations through additional debt and equity financial arrangements which management believes will not be sufficient to fund our capital expenditures, working capital requirements and other cash requirements through December 31, 2002. We may not be able to obtain sufficient additional funds when needed, or if available, on terms satisfactory to the Company. This would materially adversely affect the Company's result of operations.

In addition, the Company's outstanding rescission offering may have a significant impact on the Company's operations as it cannot be anticipated how much of the Company's previously sold stock may be offered for redemption. The cost to redeem the stock and the estimated accrued interest that is required to be paid as a result of the redemption will have a material adverse effect on the Company's results of operations, if the Company is unable to raise money concurrent with its plans to conduct the rescission offering.

Additionally, a slower than expected rate of acceptance of the Company's planned services, when available to customers, or lower than expected revenues generated from the Company's products and services, would materially adversely affect the Company's liquidity. The Company would need additional capital sooner than presently anticipated. The Company has no commitment for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner, or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

As a result of all of the above factors, the Company's auditors included a going concern paragraph in their auditors' report as of December 31, 2001. At December 31, 2001, we have approximately $247,444 in current assets and limited liquidity. In order to conserve our cash and maintain current operations, we laid off a majority of our workforce in November 2001. Additionally, we may have incurred liabilities for past due payments on recurring operating expenses, such as rent and our payroll taxes. We intend on using a portion of the funds raised in this Offering to meet these liabilities and to rehire a significant number our employees. Failure to satisfactorily address these liabilities may substantially harm our business, hinder the development of our business prospects, and force us to curtail our operations entirely.

Cash  Used  in  Operations,  Investing  and  Financing

Cash flows from operating activities - net cash used in operating activities totaled $748,322 and $1,222.055 for December 2000 and December 2001. During 2001, cash used in operations grew substantially because of increase staffing to meet the needs of organizing, implementing, creating and producing the print publications. Additional amounts were also spent in staffing additional personnel to support and sell the print.

Cash flows from investing activities - net cash from investing activities totaled $159,548 and $220,064 for December 2000 and December 2001. During 2001, purchases for equipment increased because of investments in specialized software and equipment to produce our print publication. In addition, the Company invested in supplying the sales force with laptop computers to improve their productivity. During 2001, website development costs increased due to additional costs associated with the Company's integration of its website and print content.

Cash flows from financing activities - Net cash (used in) provided by financing activities totaled $2,339,284 and ($9,100) for December 2000 and December 2001. During 2001, no additional funds were raised.

Expected Capital Expenditures, Short Term and Long Term Capital Requirements The Company expects to re-establish and expand its operation from its reduced levels in late 2001 as it raises its anticipated investment capital. Short term the Company will use funds to revamp its products and services to address the change from a quarterly to annual print product. As the Company completes its product and service transition, the Company will focus on expanding its current customer and geographical base outside of San Gabriel Valley in Los Angeles County. Short term the Company will also focus on developing its marketing and sales presence in these other areas. Thus, capital investments will be required in terms of establishing physical presence via branch offices and establishing communication networks and work processes to facilitate customer acquisition and support. Investments will be required to be made in the expansion of personnel and the organization. The current challenges short term and long term will be to manage effectively the growth of the organization, i.e. hiring, training and retention of the required qualified managers and personnel. Short term, introducing scalability will require further investments in systems and technology for information management. It is anticipated that there will be a need in the near term to upgrade our current accounting systems to address any accelerated growth in customers.

Other  factors  affecting  operations

Other concerns that may negatively impact the Company's business operations include: the substantial rise of gasoline prices and its effect that it may have on our cost of sales; any taxation that may be imposed on the Internet such as a surcharge on email; privacy legislation that may create unforeseen impacts on how we operate or provide our services; terrorist acts such as an anthrax scare or September 11 event that may have an impact on the rate of customer growth and size of contract renewals; and reductions in state and federal fundings and budgets that may adversely impact our future government revenues.

Other possible factors that may adversely affect the business may include the severity of the economic recession as this could significantly delay or extend the signing of potential contracts and orders for additional services. The current energy crisis may also significantly impact the frequency and the amount of usage of the Internet by consumers and businesses. The increased cost of paper and cost of distribution of our annual directory may substantially change the projected economics of the annual print publication to be introduced by the Company in 2002 which could also adversely affect our potential revenue.

ITEM  7.   FINANCIAL  STATEMENTS

The financial statements which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 25, 2002, the Board of Directors of the Company dismissed Corbin & Wertz LLP ("Corbin & Wertz") as its independent auditors and approved the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its independent auditors for the fiscal year ended December 31, 2001 to replace Corbin & Wertz. The decision to change auditors was approved by the Company's audit committee as well as the full Board of Directors. The Company did not consult with Squar Milner on any matters prior to their retention.

The reports of Corbin & Wertz on the Company's financial statements for the fiscal years ended December 31, 2000, and 1999, and the related statements of operations, stockholders' equity and cash flows for the two years then ended did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except as relating to the Company's ability to continue as a going concern.

Since the date of Corbin & Wertz's engagement and during the most recent fiscal year and any subsequent interim period, there were no disagreements with Corbin & Wertz on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Corbin & Wertz would have caused Corbin & Wertz to make reference to the matter in their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. David Wong and Traci Wong are husband and wife. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                         Age    Positions

David  Wong                  51     President,  Chairman  of  the  Board  of
                                    Directors,  Director

Traci  Wong                  39     Senior  Vice-President,  Secretary,
                                    Treasurer,  Director

     DAVID WONG, PRESIDENT, CHAIRMAN OF THE BOARD OF DIRECTORS. Prior to his position with the Company, Mr. Wong was the Chief Executive Officer and a founder of CCC Development Company, a joint venture with CCC Information Services from September 1989 to September 1992. CCC Development Company
provided automated estimation systems to the insurance and collision repair industry. From January 1982 to September 1989, Mr. Wong served as the Chief Executive Officer and a founder of UCOP Inc., a supplier of automation software for the auto collision industry. Before his position at UCOP Inc., Mr. Wong gained experience by holding positions in managing real estate investments, manufacturing and engineering. Mr. Wong earned his BS in Engineering from the University of Southern California. He is also a former Licensed Professional Civil Engineer.

     TRACI WONG, SENIOR VICE-PRESIDENT, SECRETARY, TREASURER AND DIRECTOR. Ms. Wong's primary focus with the Company is overseeing the daily operations of the Company. Prior to joining the Company, Ms. Wong's background includes her experience as founder and President of FUN-E-GUY Gourmet Fortune Cookies, a food products manufacturer, from January, 1995 to December, 1997. Prior to that, Ms. Wong was responsible for implementing and administering automated collection systems for the Washington State Department of Social and Health Services for nine years. Ms. Wong also contributes her experience as a photographer to the Company.

ITEM  10.  EXECUTIVE  COMPENSATION

Executive officers of the Company did not receive salary compensation for their services for 1999 and 2000. In 2001, the Board of Directors approved salaries of $70,000 and $60,000 for David Wong and Traci Wong respectively. Since September 1, 2001 David Wong and Traci Wong have deferred their salaries. In 2001 the actual salary drawn by David Wong and Traci Wong was $43,525.68 and $37,307.67 respectively. No other annual compensation was received by either David Wong or Traci Wong in 2001.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2001, 2000, and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                       SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                         -----------------------------
                                   Annual Compensation                    Awards               Payouts
                                  -------------------                    ------------------------------

                                                               Restricted   Securities
Name and                                        Other Annual      Stock     Underlying     LTIP      All  Other
Principal                                       Compensation     Awards       Options    Payouts      Compensation
Position           Year  Salary ($)   Bonus ($)       ($)            ($)       SAR's (#)     ($)          ($)
-----------        ----  -----------  ---------  --------------  -----------  -----------  --------  -------------

David Wong
(President,         1999    -0-         -0-        8,992 (1)        -0-         -0-          -0-        -0-
 CEO)               2000    -0-         -0-       18,861 (1)        -0-         -0-          -0-        -0-
                    2001   70,000(2)    -0-          -0-            -0-         -0-          -0-        -0-
------------------------------------------------------------------------------------------------------------------
Traci Wong
(Sr. Vice Pres.,
Secretary,          1999    -0-         -0-        8,992 (1)        -0-         -0-          -0-        -0-
Treasurer)          2000    -0-         -0-       18,861 (1)        -0-         -0-          -0-        -0-
                    2001   60,000(2)    -0-          -0-            -0-         -0-          -0-        -0-
------------------------------------------------------------------------------------------------------------------
(1) For fiscal 1999 and  2000,  David  Wong and Traci Wong were not full-time employees of the Company and did not receive salaries; however,  professional fees  were  paid to David Wong and Traci Wong in the amounts shown above.
(2)As of January 2001, the Company's Board of Directors approved annual salaries of  $70,000  and $60,000 to David
Wong and Traci Wong, respectively, however, as of  December  31, 2001, only $43,526 and $37,307 respectively, have been paid to each  executive.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                          NUMBER OF       PERCENT OF TOTAL
                          SECURITIES        OPTIONS/SAR'S
                          UNDERLYING    GRANTED TO EMPLOYEES   EXERCISE OF
                        OPTIONS/SAR'S       IN YEAR ENDED       BASE PRICE
NAME                     GRANTED (#)      DECEMBER 31, 2000       ($/SH)     EXPIRATION DATE
----------------------  --------------  ---------------------  ------------  ---------------

David Wong              -0-              -0-                    -0-           -0-
--------------------------------------------------------------------------------------------
Traci Wong              -0-              -0-                    -0-           -0-
--------------------------------------------------------------------------------------------



                            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES


                                                      NUMBER OF UNEXERCISED    VALUE OF UNEXERCISABLE IN-
                           SHARES                     SECURITIES UNDERLYING      THE-MONEY OPTIONS/SAR'S
                        ACQUIRED ON      VALUE       OPTIONS/SAR'S AT FY-END          AT FY-END ($)
NAME                    EXERCISE (#)  REALIZED ($)  EXERCISABLE/UNEXERSISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------

David Wong                 -0-           -0-                  -0-                         -0-
----------------------------------------------------------------------------------------------------------
Traci Wong                 -0-           -0-                  -0-                         -0-
----------------------------------------------------------------------------------------------------------

Compensation  of  Directors

     For the fiscal year ended December 31, 2001, Directors of the Company received no compensation for their services.

Employment  Agreements

     From December 1998 to June 2001, the Company and its predecessor entered into employment agreements with various employees. In connection with these agreements, the Company agreed to issue units (subsequently changed to shares) to these employees upon their continued employment. Under the terms of the agreements, shares vested over 3 years, with 1/3 of the units vesting upon the first anniversary of the granting of the units, and the remaining 2/3 of the units vesting monthly over the succeeding 24 months. The total commitment was 624,500 shares and 273,000 shares for fiscal 2000 and 1999, respectively. These units had a total value of $474,500 and $69,750 during fiscal 2000 and 1999, respectively. At June 24, 2001, the total number of shares issued or committed pursuant to such employment agreements (including 191,500 shares related to employment agreements entered into during fiscal 2001) totaled
499,500 shares, excluding 589,500 shares cancelled due to termination or resignation of employees. Effective as of June 25, 2001, 494,500 of the shares issued and to be issued to such employees under their employment agreements were cancelled pursuant to Exchange Agreements, see Exhibit 10.3 attached, entered into between the Company and such employees, wherein equity consideration was issued to such employees in another format.

2001  Employee  Stock  Option  Plan

     Effective June 25, 2001, the Company's Board of Directors and shareholders approved the 2001 Employee Stock Option Plan of HelpCity, Inc. Under the terms of the Option Plan, the Board of Directors appointed a Committee which has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they do not conflict with the terms of the Plan. An aggregate of 3,000,000 shares of common stock are reserved for issuance under the Plan. The exercise price for all options granted under the Plan shall be 100% of the fair market value of the Company's common stock on the date of grant, unless the recipient is the holder of more than 10% of the already outstanding securities of the Company, in which case the exercise price shall be 110% of the fair market value of the Company's common stock on the date of grant.

     On June 25, 2001, the Company's Board of Directors granted, pursuant to the Option Plan, an aggregate of 494,500 Incentive Stock Options (as defined by the
Plan), exercisable at $0.39 per share (100% the fair market value of the Company's Common Stock on the date of grant) to certain employees of the Company in accordance with the Exchange Agreements entered into between the Company and certain employees. See "Employment Agreements."

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of March 31, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                                         Amount and
                                          Nature of
                    Name and Address of  Beneficial      Percent of
 Title of Class     Beneficial Owner     Ownership(1)      Class
 --------------     ----------------     ---------       ----------


Common stock      David and Traci Wong    9,857,298       49.1%
                  237 W. Bonita Avenue
                  Suite F
                  San Dimas, CA 91773

Common stock      Linda Edwards           5,159,261       25.7%
                  8505 Blind Pass Drive
                  Treasure Island,
                  FL, 33706

All Officers and
Directors as a Group
(2 persons)                               9,857,298       49.1%
                                        ===========       =====

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


     In January 1999, the Company's predecessor, Helpcity.com, LLC, issued to three of its founders, 11,789,250 units in consideration for their services in starting up the Company. Later, two of the founders returned 477,852 units to allow the Company to issue additional units to other investors and third parties.

     From January 1999 through March 2000, the Company's predecessor, Helpcity.com, LLC, issued 4,206,384 membership interests for approximately $1,112,000 in cash to approximately 101 investors. Of the 4,206,384 membership interests issued, 359,100 membership interests were repurchased in fiscal 2000 and 2001 for approximately $84,400 by the Company as settlement of threatened litigation. The remaining 3,847,284 membership interests outstanding may not have been exempt under Section 4(2) of the Securities Act of 1933 and are the subject of the Company's Rescission Offer being registered herein. No commissions were paid.

     From September through December 1999, the Company's predecessor, Helpcity.com, LLC issued 4,200 membership interests to two of its membership interest holders in lieu of interest payments owed to the membership interest holders valued at approximately $1,400. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     From November 1999 through December 1999, the Company's predecessor, Helpcity.com, LLC, issued 20,850 membership interests to two of its employees for services rendered valued at approximately $3,475. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     From January 2000 to December 2000, the Company's predecessor, Helpcity.com, LLC, issued 49,034 membership interests to four of its employees for services rendered valued at approximately $13,009. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In February 2000, the Company's predecessor, Helpcity.com, LLC issued 3,600 membership interests to two of its membership interest holders in lieu of interest payments owed to the membership interest holders valued at approximately $1,200. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     During fiscal 2000, the Company redeemed 854,100 units from its founders for $284,700. A portion of this redemption amount of $77,384 was advanced to the founders during fiscal 1999 and the remaining amount was paid during fiscal 2000.

     The above referenced agreements were not necessarily negotiated or executed in an arms-length transaction, and were not approved by independent disinterested directors as the Company lacked independent and disinterested directors at the time the transactions were effected. Moreover, because of the relationships described herein, conflicts of interest may arise from time to time regarding these relationships and allocation of and payment of proceeds from this Offering. Please note however, that all future material affiliated transactions and loans will be on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties and immediately upon the Company's appointment of independent and disinterested directors to the Board of Directors, such transactions must be approved by a majority of the Company's independent and disinterested directors.
Other  Transactions

     From January 1999 through December 1999, the Company's predecessor, Helpcity.com, LLC issued 331,071 membership interests to unrelated third parties for consulting services rendered valued at approximately $64,690. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     The Company purchased computer equipment totaling $37,496 and $38,108 for the years ended December 31, 2000 and 1999, respectively, from Twin Leaf Inc., a minority shareholder ("Twin Leaf"). The Company had an outstanding accounts payable of approximately $5,600 to Twin Leaf as of December 31, 2000; this liability was written off since Twin Leaf went out of business during 2000 and the whereabouts of the principals are unknown.

     From March 2000 through October 2000, the Company's predecessor, Helpcity.com, LLC, issued 185,716 membership interests for approximately $72,386 to unrelated third parties for consulting services rendered. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     In October 2000, the Company's predecessor, HelpCity.com, LLC, issued 5,159,261 membership interests for $2,000,000 in cash to one accredited investor. The issuance was an isolated transaction not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No commissions were paid.

     From October through December 2000, the Company's predecessor, Helpcity.com, LLC, issued an aggregate of 70,000 membership interests to the Company's legal counsel, in consideration for legal services rendered valued at approximately $70,000. The issuances were isolated transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Effective December 31, 2000, the Company issued 20,382,414 shares of its restricted common stock in exchange for all of the outstanding membership interests of HelpCity.com, LLC, a California Limited Liability Company in a business combination described as a "reorganization." For accounting purposes, the reorganization has been treated as the reorganization of HelpCity.com, LLC into the Company. As part of the reorganization, the Company became the surviving entity. Immediately prior to the reorganization, the Company had zero shares of common stock outstanding. As part of the reorganization with HelpCity.com, LLC, the Company issued 20,382,414 shares of its common stock to the membership interest holders of HelpCity.com, LLC in exchange for 20,382,414 membership interests of HelpCity.com, LLC. The issuances did not involve a public offering and were exempt under Section 4(2) of the Securities Act of 1933.

     From December 1998 to June 2001, the Company and its predecessor entered into employment agreements with various employees. In connection with these agreements, the Company agreed to issue units (subsequently changed to shares) to these employees upon their continued employment. The total commitment was 624,500 shares and 273,000 shares for fiscal 2000 and 1999, respectively, with a total value of $474,500 and $69,750 during fiscal 2000 and 1999, respectively. At June 24, 2001, the total number of shares issued or committed pursuant to such employment agreements (including 191,500 shares related to employment agreements entered into during fiscal 2001) totaled 499,500 shares, excluding 589,500 shares cancelled due to termination or resignation of employees. Effective as of June 25, 2001, 494,500 of the shares issued and to be issued to such employees under their employment agreements were cancelled pursuant to Exchange Agreements (see below).

     On June 25, 2001, the Company's Board of Directors granted, pursuant to its Employee Stock Option Plan, an aggregate of 494,500 Incentive Stock Options (as defined by the Plan), exercisable at $0.39 per share (100% the fair market value of the Company's Common Stock on the date of grant) to certain employees of the Company in accordance with the Exchange Agreements entered into between the Company and certain employees. The issuances did not involve a public offering and were exempt under Section 4(2) of the Securities Act of 1933.


     From October 2001 through December 2001, the Company borrowed funds from its majority stockholders for working capital purposes under unsecured non-interest bearing notes payable. The Company had principal borrowings of $72,000 from these stockholders and made principal repayments of $33,000. The notes require no monthly payments and are due on demand. The outstanding balance on these notes totaled $39,000 at December 31, 2001.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS

Report  of  Independent  Auditors                            F-1

Balance  sheet  at  December  31,  2001                      F-3

Statements  of  operations  for  the  years  ended
December  31,  2001  and  2000                               F-4

Statements  of  stockholders'  equity  (deficit)  for
the  years  ended December  31,  2001  and  2000             F-5

Statements  of  cash  flows  for  the  years  ended
December  31,  2001  and  2000                               F-6

Notes  to  financial  statements                             F-7

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX  TO  EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.          DESCRIPTION

     *2               Reorganization  Agreement  dated  December  31,  2000
     *3.1             Articles  of  Incorporation  of  HelpCity,  Inc.,  filed
                      August  8,  2000
     *3.2             Bylaws  of  the  Company
     *3.3             First  Amendment  to  Bylaws  of  the  Company
     *10.1            Lease  Agreements
     *10.2            2001  Employee  Stock  Option  Plan  of  HelpCity, Inc.
     *10.3            Exchange  Agreement

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April  15,  2002

                                 HELPCITY, INC.
                                  (Registrant)

By:  /s/ David Wong
     DAVID  WONG
     President,  Chairman  of  the  Board  of  Directors,  and  Director


By:  /s/ Traci Wong
     TRACI  WONG
     Vice  President,  Secretary  and  Treasurer


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature            Capacity                                Date


By:  /s/ David Wong       Chairman  of the Board of Directors     April 15, 2002
     DAVID  WONG          and  Director


By:  /s/ David Wong
     TRACI  WONG          Director                                April 15, 2002

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
HelpCity,  Inc.

We have audited the accompanying balance sheet of HelpCity, Inc. (the "Company"), as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpCity, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $361,226, a stockholders' deficit of $1,157,278 at December 31, 2001, losses from operations through December 31, 2001, lack of operational history, negative cash flows from operations and a rescission offering to some of its stockholders. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.




/s/ Squar Milner Reehl & Williamson, LLP
April  2,  2002
Newport  Beach,  California

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
HelpCity,  Inc.


We have audited the accompanying statement of operations, stockholders' equity (deficit) and cash flows of HelpCity, Inc. (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HelpCity, Inc. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ CORBIN  &  WERTZ

Irvine,  California
March  5,  2001

                                 HELPCITY, INC.
                      (FORMERLY KNOWN AS HELPCITY.COM, LLC)
                                  BALANCE SHEET

                                                                      DECEMBER 31,
ASSETS                                                                    2001
                                                                     --------------
CURRENT ASSETS
  Cash                                                               $       2,775
  Accounts receivable                                                        7,896
  Prepaid expenses and other current assets                                 15,725
                                                                     --------------
    Total current assets                                                    26,396

PROPERTY AND EQUIPMENT, NET                                                160,110

CAPITALIZED WEB SITE DEVELOPMENT COSTS, NET                                 60,938
                                                                     --------------

                                                                     $     247,444
                                                                     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $     216,698
  Deferred revenues                                                        131,924
  Notes payable to related parties                                          39,000
                                                                     --------------
    Total current liabilities                                              387,622
                                                                     --------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO RESCISSION, $0.001 PAR VALUE;
  3,847,284 SHARES ISSUED AND OUTSTANDING (INCLUDING PAR VALUE
  OF $3,847)                                                             1,017,100

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 20,000,000 shares authorized,
    0 shares issued and outstanding                                              -
  Common stock, par value of $0.001, 100,000,000 shares
    authorized; 16,205,596 shares issued and outstanding                    16,206
  Additional paid in capital                                             2,223,404
  Accumulated deficit                                                   (3,396,888)
                                                                     --------------
    Total Stockholders' Equity (Deficit)                                (1,157,278)
                                                                     --------------

                                                                     $     247,444
                                                                     ==============

See independent auditors' reports and accompanying notes to these financial statements.


                                 HELPCITY, INC.
                      (FORMERLY KNOWN AS HELPCITY.COM, LLC)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                              2001          2000
                                          ------------  ------------
SALES REVENUES                            $   170,400   $   128,910

OPERATING EXPENSES                          1,838,916     1,266,696
                                          ------------  ------------

LOSS FROM OPERATIONS                       (1,668,516)   (1,137,786)
                                          ------------  ------------

OTHER INCOME (EXPENSE)
Interest income                                26,151        17,739
Interest expense                               (3,608)       (9,572)
Other                                               -         5,791
                                          ------------  ------------
  Total other income (expense)                 22,543        13,958
                                          ------------  ------------

INCOME BEFORE INCOME TAXES                 (1,645,973)   (1,123,828)

INCOME TAXES                                      800           800
                                          ------------  ------------

NET LOSS                                  $(1,646,773)  $(1,124,628)
                                          ============  ============


BASIC AND DILUTED NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS PER SHARE           $     (0.08)  $     (0.07)
                                          ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       20,156,697    15,975,213
                                          ============  ============




See independent auditors' reports and accompanying notes to these financial statements.



                                                    HELPCITY, INC.
                                        (FORMERLY KNOWN AS HELPCITY.COM, LLC)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2001


                                                            MEMBERS' INTEREST                COMMON STOCK           ADDITIONAL
                                                           ------------------               ---------------          PAID IN
                                                        SHARES            AMOUNT         SHARES        AMOUNT        CAPITAL
                                                  ------------------  ---------------  -----------  -------------  ------------
Balance January 1, 2000                                  14,086,569   $      602,065            -   $          -   $         -

Units sold for cash                                       6,946,595        2,579,500            -              -             -

Units issued for third-party services                       255,716          142,386            -              -             -

Units issued for members' accrued interest                    3,600            1,200            -              -             -

Redemption of certain members' interest                    (959,100)         (35,000)           -              -             -

Units issued to employees for services rendered              49,034           13,009            -              -             -

Net loss                                                          -                -            -              -             -
                                                  ------------------  ---------------  -----------  -------------  ------------

Balance before reorganization, December 31, 2000         20,382,414        3,303,160            -              -             -

Reorganization of HelpCity.com, LLC to
  HelpCity, Inc.                                        (20,382,414)      (3,303,160)  20,382,414         20,382     3,282,778

Reclassification of common stock subject to
  rescission                                                      -                -   (3,847,284)        (3,847)   (1,013,253)
                                                  ------------------  ---------------  -----------  -------------  ------------

Balance at December 31, 2000                                      -                -   16,535,130         16,535     2,269,525

Shares redeemed for cash                                          -                -     (264,650)          (264)      (47,836)

Shares converted to options                                       -                -      (69,884)           (70)           70

Shares issued in connection with the Exchange
  Agreement                                                       -                -        5,000              5         1,645

Net loss                                                          -                -            -              -             -
                                                  ------------------  ---------------  -----------  -------------  ------------

Balance at December 31, 2001                                      -   $            -   16,205,596   $     16,206   $ 2,223,404
                                                  ==================  ===============  ===========  =============  ============


                                                                   TOTAL
                                                                STOCKHOLDERS'
                                                   ACCUMULATED     EQUITY
                                                    DEFICIT      (DEFICIT)
                                                  ------------  ------------
Balance January 1, 2000                           $  (337,287)  $   264,778

Units sold for cash                                         -     2,579,500

Units issued for third-party services                       -       142,386

Units issued for members' accrued interest                  -         1,200

Redemption of certain members' interest              (288,200)     (323,200)

Units issued to employees for services rendered             -        13,009

Net loss                                           (1,124,628)   (1,124,628)
                                                  ------------  ------------

Balance before reorganization, December 31, 2000   (1,750,115)    1,553,045

Reorganization of HelpCity.com, LLC to
  HelpCity, Inc.                                            -             -

Reclassification of common stock subject to
  rescission                                                -    (1,017,100)
                                                  ------------  ------------

Balance at December 31, 2000                       (1,750,115)      535,945

Shares redeemed for cash                                    -       (48,100)

Shares converted to options                                 -             -

Shares issued in connection with the Exchange
  Agreement                                                 -         1,650

Net loss                                           (1,646,773)   (1,646,773)
                                                  ------------  ------------

Balance at December 31, 2001                      $(3,396,888)  $(1,157,278)
                                                  ============  ============


See independent auditors' reports and accompanying notes to these financial statements.


                                 HELPCITY, INC.
                      (FORMERLY KNOWN AS HELPCITY.COM, LLC)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                          2001          2000
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(1,646,773)  $(1,124,628)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                      198,644       118,108
    Allowance for doubtful accounts                                          -        15,435
    Common stock issued and/or committed for services and accrued
      interest                                                           1,650       156,595
    Changes in operating assets and liabilities:
      Accounts receivable                                               37,194       (47,710)
      Prepaid expenses and other current assets                         44,054       (52,321)
      Accounts payable and accrued liabilities                          53,944       161,392
      Deferred revenue                                                  89,232        24,807
                                                                   ------------  ------------

  Net cash used in operating activities                             (1,222,055)     (748,322)
                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (99,645)      (75,428)
  Issuance of note receivable                                          (25,000)            -
  Costs incurred for web site development                              (95,419)      (84,120)
                                                                   ------------  ------------

  Net cash used in operating activities                               (220,064)     (159,548)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of members' interests                           -     2,579,500
  Proceeds from notes payable to related parties                        72,000             -
  Principal payments on notes payable to related parties               (33,000)            -
  Payments for redemption of common stock                              (48,100)     (240,216)
                                                                   ------------  ------------

  Net cash (used in) provided by financing activities                   (9,100)    2,339,284
                                                                   ------------  ------------

NET (DECREASE) INCREASE IN CASH                                     (1,451,219)    1,431,414

CASH AT BEGINNING OF YEAR                                            1,453,994        22,580
                                                                   ------------  ------------

CASH AT END OF YEAR                                                $     2,775   $ 1,453,994
                                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for:
    Interest                                                       $     3,608   $     8,372
                                                                   ============  ============
    Income taxes                                                   $       800   $       800
                                                                   ============  ============
Supplemental  schedule  of  non-cash  investing  activities:

     During  the  year  ended  December 31, 2001, the Company financed through a reduction  of notes  receivable,  the purchase  of  fixed  assets  totaling  $25,000.

See acccompanying notes to the consolidated financial statements for additional information relating to non-cash investing and financing activities during the years ended December 31,
2001 and 2000.



See independent auditors' reports and accompanying notes to these financial statements.


                                                                  HELPCITY, INC.
                                           (FORMERLY KNOWN AS HELPCITY.COM, LLC)

                                                   NOTES TO FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

ORGANIZATION  AND  LINE  OF  BUSINESS

HelpCity, Inc. (the "Company") (formerly known as HelpCity.com, LLC), a Nevada corporation, publishes Internet-based telephone and web address directories, and operates and maintains an Internet web site with a local community emphasis. The Company initially started as a general partnership on December 9, 1998 and the partnership was converted to a California Limited Liability Company on January 26, 1999. Effective December 31, 2000, the Company reorganized from a California Limited Liability Company into a Nevada C corporation (See Note 4). Effective February 14, 2002, the Company has an effective registration statement with the Securities and Exchange Commission, which was filed on Form SB-2.

GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $361,226, a stockholders' deficit of $1,157,278 at December 31, 2001, losses from operations through December 31, 2001, lack of operational history, negative cash flows from operations and a rescission offering to some of its stockholders (see Note 8), among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RISKS  AND  UNCERTAINTIES

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000.

1.  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

USE  OF  ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for losses on accounts receivable, valuation on deferred taxes and the realizability of long-lived assets. Actual results could differ from those estimates.

REVENUE  RECOGNITION

Monthly maintenance and access fees are charged to customers who have their business information hosted in the Company's web site. The Company recognizes revenue during the month in which such services are provided. Revenues derived from Web Ad annual contracts are recognized ratably over the contract period beginning in the month the advertisement is uploaded on the Internet. The Company also helps customers design, develop and implement their web sites.
Revenues are recognized when the customer accepts such web sites and the web sites are launched. In addition, the Company plans to print "yellow page" directories of local community businesses. Revenues received from customers that advertise their business in the directory will be recognized once the directory is distributed to the households in the local community.

The Company accounts for its bartered transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." The Company's non-cash advertising barter transactions are not recorded as sales as the value of the services rendered to the customers cannot be objectively verified.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company adopted SAB 101 in fiscal 2000; this adoption did not have a material impact on the Company's financial position or results of operations.

1.  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, trade payables and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair market value of notes payable to related parties are not determinable as these transactions are with related parties.

CONCENTRATIONS

The majority of the Company's sales are to customers in local communities in Southern California such as the cities of Walnut, Diamond Bar, La Puente, Pomona, Monterey Park, Hacienda Heights, Rosemead, West Covina, Chino, Chino Hills, San Dimas and Baldwin Park. Credit is extended based on an evaluation of each customer's financial condition and collateral is not required. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

There were no sales concentrations for the years ended 2001 and 2000. The Company has no single customer with an account balance comprising more than 10% of total accounts receivable as of December 31, 2001.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

1.  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

WEB  SITE  DEVELOPMENT  COSTS

The Company accounts for its web site development costs in accordance with EITF 00-02, "Accounting for Web Site Development Costs," which states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 allows the capitalization of certain of these costs. As a result, the Company has capitalized costs of $95,419 and $84,120 for web site development and subsequent significant improvements to the existing web site infrastructure during the years ended December 31, 2001 and 2000, respectively. These costs are being amortized over a two-year period. Amortization expense for the years ended December 31, 2001 and 2000 related to these costs was $112,228 and $68,551, respectively.

LONG-LIVED  ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis and subject to the satisfactory outcome of future operations as described above, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2001. There can be no assurance, however, that market or economic conditions will not change or demands for the Company's services will continue which could result in impairment of long-lived assets in the future.

STOCK-BASED  COMPENSATION

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 4).

1.  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

ADVERTISING

The Company expenses all advertising as incurred. Amounts incurred for advertising expense for the years ended December 31, 2001 and 2000 were approximately $21,000 and $7,000, respectively.

EARNINGS  PER  SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earning Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (no shares were considered additional common stock equivalents at December 31, 2001 and 2000). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 5).

COMPREHENSIVE  INCOME

The Company has adopted statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 established the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

1.  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying statements of operations.

INCOME  TAXES

From December 9, 1998 to December 31, 1998, the Company was taxed as a General Partnership for Federal and California state purposes. As of January 1, 1999, the Company elected to be taxed as a Limited Liability Company ("LLC"). Under these provisions, the Company did not pay Federal corporate taxes on its income. Instead, the LLC members were liable for income taxes on their respective share of the Company's taxable income and other distributable items. For California state tax purposes, the Company would have paid a franchise fee ranging from $800 to $12,000 based on the Company's gross sales. As of December 31, 2001, the Company paid the minimum $800.

As of December 31, 2000, the Company has elected to be treated as a C corporation for Federal and California state income tax purposes. Therefore, the provision for income taxes in subsequent periods is based on the applicable regulations for Federal and California state purposes.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax asset may not be realized.

1.  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16,
"Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined exactly how the requirements of such pronouncements will affect the Company's future financial statements.

2.  PROPERTY  AND  EQUIPMENT

As  of  December  31,  2001,  property and equipment consisted of the following:

     Equipment                           $     276,597
     Furniture  and  fixtures                   12,138
     Purchased  software                        25,985
                                         --------------
                                               314,720

     Less  accumulated  depreciation          (154,610)
                                         --------------
                                         $     160,110
                                         ==============

Depreciation expense for the years ended December 31, 2001 and 2000 was $86,416 and $49,557, respectively.

3.  RELATED  PARTY  TRANSACTIONS

CONVERSION  OF  MEMBERS'  INTEREST  PAYABLE

During fiscal 2000, the Company had borrowings from members which were paid back by the Company within the same year. The total interest expense accrued to these members was $1,200. During fiscal 2000, the interest amount was settled with the members by issuing an additional 3,600 member units.

RELATED  PARTY  NOTE  PAYABLE

From time to time, the Company borrows funds from its majority stockholders for working capital purposes under unsecured non-interest bearing notes payable. During fiscal 2001, the Company had principal borrowings of $72,000 from these stockholders and made principal repayments of $33,000. The note requires no monthly payments and is due on demand. The outstanding balance on this note totaled $39,000 at December 31, 2001.

4.  STOCKHOLDERS'  EQUITY  (DEFICIT)

PREFERRED  STOCK

The Company has authorized 20,000,000 shares of preferred stock to be issued. These shares may be issued in one or more series as determined by the Board of Directors. At the time of determination, the rate of dividends (whether cumulative or non-cumulative), redemption features and liquidation preferences will be established. At December 31, 2001, the Board of Directors has made no preferred stock determinations.

COMMON  STOCK

In March 2000, the Board of Directors authorized a 3 for 1 split of members' units. The accompanying financial statements and footnotes reflect these transactions as if they occurred at the beginning of the two-year period ended December 31, 2001.

During the year ended December 31, 2000, all units granted for services to third parties and employees have been valued at a unit price equal to the most recent sales of member units.

In  fiscal  2000,  the  Company  sold  6,946,595  units  for cash of $2,579,500.

In fiscal 2000, the Company issued 255,716 units to third parties for consulting services valued at $142,386.

During fiscal 2000, the Company redeemed 959,100 units from founders and other investors for $323,200. The Company reduced members' interest by the original cost basis of the amounts redeemed, totaling $35,000, and increased accumulated deficit by $288,200 for the remaining portion. A portion of this redemption amount of $77,384 was advanced to the founders during fiscal 1999 and the remaining amount was paid during fiscal 2000.

Effective December 31, 2000, the Company issued 20,382,414 shares of its restricted common stock in exchange for all of the outstanding membership interest of HelpCity.com, LLC, a California Limited Liability Company in a business combination described as a reorganization. For accounting purposes, the reorganization has been treated as the reorganization of HelpCity.com LLC into the Company. As part of the reorganization, the Company became the surviving entity. Immediately prior to the reorganization, the Company had zero shares of common stock outstanding. As part of the Company's reorganization with HelpCity.com, LLC, the Company issued 20,382,414 shares of its common stock to the membership interest holders of HelpCity.com, LLC in exchange for 20,382,414 membership interests of HelpCity.com, LLC.

The Company had entered into agreements with various employees in prior years. In connection with these agreements, the Company was to issue units (subsequently changed to common shares on a 1 to 1 basis) to these employees upon their continued employment. At June 30, 2001 (time of cancellation, see below) the total commitment was 499,500 shares, of which 308,000 of these shares were committed at December 31, 2000 (net of 293,500 and 224,000 cancelled in fiscal 2001 and 2000 respectively). The units were to vest over 3 years, with 1/3 of the units vesting upon the first anniversary of the granting of the units, and the remaining 2/3 of the units vesting monthly over the succeeding 24 months. At June 30, 2001, these units had a total value of approximately $200,000 (net of the value of shares that were subsequently cancelled). During fiscal 2000, 49,034 of these units vested, resulting in compensation expense of $13,009.

In June 2001, the Company renegotiated its existing employment agreements with all employees. At June 24, 2001, the total number of shares issued or committed pursuant to such employment agreements (including 191,500 shares related to employment agreements entered into during fiscal 2001) totaled 499,500 shares. Effective as of June 25, 2001, 494,500 of the shares issued and to be issued to such employees under their employment agreements were cancelled pursuant to the Exchange Agreements entered into between the Company and such employees.

On June 25, 2001, the Company's Board of Directors granted, pursuant to the 2001 Employee Stock Option Plan ("Option Plan"), an aggregate of 494,500 incentive stock options (net of 10,000 options that were cancelled during the period and including 69,884 for previously vested units), exercisable at $0.39 per share (equal to the estimated fair market value of the Company's common stock on the date of grant) to certain employees of the Company in accordance with the Exchange Agreements. In addition, 3,000 shares committed for employees' services valued at $3,000 in the first quarter of fiscal 2001 were exchanged for options to purchase 3,000 shares of the Company's common stock at an exercise price of $0.39 per share on June 25, 2001 in accordance with the 2001 Stock Option Plan (see below). During fiscal 2001, the Company also granted an additional 30,000 options to employees under the Option Plan at an exercise price of $0.39 per share. The options generally expire the earlier of ten years (five years for a 10% owner, officer or director) from the date of the grant or the termination of services or employment.

In fiscal 2001, the Company granted 5,000 shares of common stock valued at $1,650 to an employee in connection with the Exchange Agreement (see above).

In March 2001, the Company redeemed 215,000 shares from an investor for $35,000, paying $12,584 less than the investor's original cost basis. In May 2001, the Company redeemed 19,650 shares from an employee for $3,100. In June 2001, the Company redeemed 30,000 shares from an investor for $10,000, which was equal to the investor's original cost basis.

STOCK  OPTIONS

On June 25, 2001, the Company's Board of Directors and majority shareholders approved and adopted the HelpCity, Inc. 2001 Stock Option Plan ("the 2001 plan"). As amended, a total of 3,000,000 shares of common stock are reserved for issuance under the 2001 plan. The exercise price for each option shall be equal to 100% to 110% of the fair market value of the common stock on the date of grant and vest at a rate of at least 20% per year, as defined. The plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

The following is a status of the stock options outstanding at December 31, 2001 and the changes during the year then ended (there was no option activity or options outstanding as of and for the year-ended December 31, 2000):

                                                                2001
                                                    ----------------------------
                                                                      Weighted
                                                                       Average
                                                      Options          Price
                                                     -----------  --------------
Outstanding,  beginning  of  year                             -   $            -
             Granted                                    537,500             0.39
             Exercised                                        -                -
             Cancelled/Forfeited                        (10,000)            0.39
                                                     ----------   --------------
Outstanding, end of year                                527,500   $         0.39
                                                     ==========   ==============

Exercisable, end of year                                163,954   $         0.39
                                                     ==========   ==============

  Weighted average fair value of options granted     $     0.05
                                                     ==========
All of the outstanding options at December 31, 2001 have exercise prices of $0.39 per share, with a weighted average exercise price of $0.39 per share and a weighted average remaining contractual life of 9.49 years. Of such options, 163,954 are exercisable at December 31, 2001.

Had compensation costs for the Company's 2001 options granted to employees been determined consistent to SFAS 123, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 0%, (iii) weighted average risk free interest rate of approximately 4.50% and
(iv) average expected useful life of 3 years. As a result, the Company's net loss and net loss per share for the year ended December 31, 2001 would approximate the pro forma amount below:

                                         2001
                               ----------------
Net  loss:
     As  reported              $    (1,646,773)
                               ================
     Proforma                  $    (1,654,971)
                               ================
Loss  per  share:
     As  reported              $         (0.08)
                               ================
     Proforma                  $         (0.08)
                               ================

5.  EARNINGS  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001 and 2000:

                                                      2001               2000
                                                --------------    --------------
Numerator  for  basic  and
      diluted  earnings  per  share:
 Net  loss  charged  to common stockholders     $  (1,646,773)    $  (1,124,628)
                                                --------------    --------------

Denominator  for  basic  and  diluted
      earnings  per  share:
 Weighted  average  shares                         20,156,697        15,975,213
                                                --------------    --------------

Basic  and  diluted  earnings  per  share       $       (0.08)    $       (0.07)
                                                ==============    ==============

6.  INCOME  TAX  PROVISION

Income tax expense for the year ended December 31, 2001 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the income from continuing operations before provision for income taxes as a result of the following (there was no tax expense for fiscal 2000 as the Company was an LLC):

                                                                      2001
                                                            ----------------
Computed  "expected"  tax  (benefit)  expense               $     (560,000)

Reduction  (increase)  in  income  tax  benefit
resulting  from:
     Change  in  valuation  allowance                               640,000
     Other                                                           30,800
     State  and  local  income  taxes,
       net  of  federal  benefit                                   (110,000)
                                                            ----------------

                                                            $           800
                                                            ================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 are presented below:

Deferred  tax  assets:
     Net  operating  loss  carryforwards                    $       640,000
                                                            ----------------
                Total  gross  deferred  tax  assets                 640,000
                Less  valuation  allowance                         (640,000)
                                                            ----------------
                Net  deferred  tax  assets                  $             -
                                                            ================

The valuation allowance for deferred tax assets from continuing operations as of January 1, 2001 was zero. The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $640,000.

As of December 31, 2001, the Company had net operating loss carryforwards of approximately $1,650,000 and $850,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2002 and 2022.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.  COMMITTMENTS

LEASE

The Company leases its principal offices on a month-to-month basis. The lease agreement provides for monthly rent payments of approximately $2,775. Total rent expense for the years ended December 31, 2001 and 2000 was approximately $61,000 and $41,000, respectively. The Company is delinquent on the lease and has accrued approximately $10,000 of past due lease payments as of December 31, 2001.

8.  CONTINGENCIES

The Company issued units of members' interests during fiscal 2000 and fiscal 1999 in a form that may not have been in full compliance with federal and state securities laws. As a result, the Company offered a rescission option to certain shareholders, totaling $1,017,100, plus accrued interest through December 31, 2001 up to approximately $156,000 if all shareholders rescind. The Company does not expect the ultimate resolution of this matter to have a material impact on its financial position or results of operations; as a result, the accrued interest has not been recorded as of December 31, 2001. However, there can be no assurance the Company will be able to resolve this matter according to management's expectations.

The Company has recorded an accrual for past due payroll taxes as of December 31, 2001 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $61,000 (including approximately $8,000 of penalties and interest) under accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2001. The Company expects this matter to be settled and the related accrual paid by June 30, 2002.

LEGAL

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

On January 25, 2002, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District, against the Company and its principal officers. The complaint alleges, on behalf of the plaintiff that the Company failed to pay overtime compensation, failed to pay wages, and violated unfair competition laws. The complaint seeks compensatory damages of approximately $78,000, potential statutory penalties of approximately $8,000, a permanent injunction prohibiting defendants from engaging in unlawful practice, an appointment of a receiver, restitution damages of $1,000,000, and attorney fees.

The Company and its defendant officers believe that the lawsuit is without merit and that they have meritorious defenses to the above actions. The Company has engaged legal counsel and plans on vigorously defending the litigation. However, failure to successfully defend the action or other similar actions could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company has not accrued for any possible loss relating to this lawsuit as it is in the preliminary stage.

9.  SUBSEQUENT  EVENTS

As of January 2002, the Company has laid off a majority of its employees and is delinquent on its facilities lease and certain payroll taxes (see Note 8) in an effort to conserve its cash resources.