Form 10QSB
period 2002-03-31
HELPCITY INC
filed 2002-05-20
CIK 1141167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For  the  quarterly  period  ended  March  31,  2002

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

 237 W. BONITA AVENUE, SUITE E
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

Yes  [ X ]     No  [   ]


     As of May 17, 2002, the Company had 20,052,880 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [    ]    No  [ X ]

                                TABLE OF CONTENTS


                                     PART I

Item  1.     Financial  Statements

             Balance  Sheet  at  March  31,  2002  (Unaudited)

             Statement of Operations (Unaudited) Three months ended March 31, 2002 and 2001

             Statement of Cash Flows (Unaudited) Three months ended March 31, 2002 and 2001

             Notes  to  Financial  Statements  March  31,  2002  (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.    OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K


                                  HELPCITY, INC.
                                  BALANCE SHEET


                                                                      MARCH 31,
ASSETS                                                                   2002
                                                                     ------------
(UNAUDITED)
CURRENT ASSETS
  Cash                                                               $     1,800
  Accounts receivable                                                      1,355
  Prepaid expenses and other current assets                               15,725
                                                                     ------------
    Total current assets                                                  18,880

PROPERTY AND EQUIPMENT, NET                                              138,013

CAPITALIZED WEB SITE DEVELOPMENT COSTS, NET                               36,079
                                                                     ------------

                                                                     $   192,972
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $   284,348
  Deferred revenues                                                      135,085
  Notes payable to related parties                                        90,612
                                                                     ------------
    Total current liabilities                                            510,045
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO RESCISSION, $0.001 PAR VALUE;
  3,847,284 SHARES ISSUED AND OUTSTANDING (INCLUDING PAR VALUE
  OF $3,847)                                                           1,017,100

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 20,000,000 shares authorized,
    0 shares issued and outstanding                                            -
  Common stock, par value of $0.001, 100,000,000 shares
    authorized; 16,205,596 shares issued and outstanding                  16,206
  Additional paid in capital                                           2,223,404
  Accumulated deficit                                                 (3,573,783)
                                                                     ------------
    Total Stockholders' Equity (Deficit)                              (1,334,173)
                                                                     ------------

                                                                     $   192,972
                                                                     ============

              See accompanying notes to financial statements.



                                 HELPCITY, INC.
                            STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2002              2001
                                          --------------------  ------------
                                              (UNAUDITED)       (UNAUDITED)
SALES REVENUES                            $             2,377   $    44,961

OPERATING EXPENSES                                    178,703       490,886
                                          --------------------  ------------

LOSS FROM OPERATIONS                                 (176,326)     (445,925)
                                          --------------------  ------------

OTHER INCOME (EXPENSE)
Interest income                                             -        19,914
Interest expense                                         (569)         (291)
                                          --------------------  ------------
  Total other income (expense)                           (569)       19,623
                                          --------------------  ------------

NET LOSS                                  $          (176,895)  $  (426,302)
                                          ====================  ============


BASIC AND DILUTED NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS PER SHARE           $             (0.01)  $     (0.02)
                                          ====================  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                               20,156,697    20,380,508
                                          ====================  ============


                    See accompanying notes to financial statements.


                                 HELPCITY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2002           2001
                                                                        ----------------  -----------
                                                                           (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $      (176,895)  $ (426,302)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                46,463       42,101
    Common stock issued and/or committed for services and accrued
      interest                                                                        -       15,314
    Changes in operating assets and liabilities:
      Accounts receivable                                                         6,541       12,939
      Prepaid expenses and other current assets                                       -       (4,047)
      Accounts payable and accrued liabilities                                   68,143      (63,040)
      Deferred revenue                                                            3,161            -
                                                                        ----------------  -----------

  Net cash used in operating activities                                         (52,587)    (423,035)
                                                                        ----------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 -      (48,011)
  Costs incurred for web site development                                             -      (26,387)
                                                                        ----------------  -----------

  Net cash used in operating activities                                               -      (74,398)
                                                                        ----------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to related parties                                 51,612            -
  Payments for redemption of common stock                                             -      (35,000)
                                                                        ----------------  -----------

  Net cash (used in) provided by financing activities                            51,612      (35,000)
                                                                        ----------------  -----------

NET DECREASE IN CASH                                                               (975)    (532,433)

CASH AT BEGINNING OF PERIOD                                                       2,775    1,453,994
                                                                        ----------------  -----------

CASH AT END OF PERIOD                                                   $         1,800   $  921,561
                                                                        ================  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest                                                            $           569   $      291
                                                                        ===============   ==========
    Income taxes                                                        $           800   $        -
                                                                        ===============   ==========

     See accompanying notes to financial statements for non-cash investing and financing activities.


NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of HelpCity, Inc. (the "Company") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

HelpCity, Inc. (the "Company"), a Nevada corporation, publishes Internet-based telephone and web address directories, and operates and maintains an Internet web site with a local community emphasis. The Company initially started as a general partnership on December 9, 1998 and the partnership was converted to a California Limited Liability Company on January 26, 1999. Effective December 31, 2000, the Company reorganized from a California Limited Liability Company into a Nevada C corporation.

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $491,165, a stockholders' deficit of $1,334,173 at March 31, 2002, losses from operations through March 31, 2002, lack of operational history, negative cash flows from operations and a rescission offering to some of its stockholders (see Note 6), among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RISKS AND UNCERTAINTIES - The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

REVENUE RECOGNITION - Monthly maintenance and access fees are charged to customers who have their business information hosted in the Company's web site. The Company recognizes revenue during the month in which such services are provided. Revenues derived from Web Ad annual contracts are recognized ratably over the contract period beginning in the month the advertisement is uploaded on the Internet. The Company also helps customers design, develop and implement their web sites. Revenues are recognized when the customer accepts such web sites and the web sites are launched. In addition, the Company plans to print "yellow page" directories of local community businesses. Revenues received from customers that advertise their business in the directory will be recognized once the directory is distributed to the households in the local community.

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

LOSS  PER  SHARE  -  The  Company  has adopted Statement of Financial Accounting
Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no potential common shares as of March 31, 2002 and 2001). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTES PAYABLE TO RELATED PARTIES - From time to time, the Company borrows funds from its majority stockholders for working capital purposes under unsecured non-interest bearing notes payable. During the quarter ended March 31, 2002, the Company had principal borrowings of $51,612 from these related parties. The notes require no monthly payments and are due on demand. These outstanding balances on these notes totaled $90,612 at March 31, 2002.

NOTE  5  -  STOCKHOLDERS'  DEFICIT:

During the period ended March 31, 2002, options were issued to consultants per the Company's 2001 stock option plan to purchase an aggregate of 357,133 shares of common stock at an exercise price of $1.00 per share (which is greater than the estimated fair market value of Company's common stock on the date of grant). The options vest immediately and are exercisable through fiscal 2011.

NOTE  6  -  CONTINGENCIES:

The Company issued units of members' interests during fiscal 2000 and fiscal 1999 in a form that may not have been in full compliance with federal and state securities laws. As a result, the Company offered a rescission option to certain shareholders, totaling $1,017,100, plus accrued interest through March 31, 2002 up to approximately $175,000 if all shareholders rescind. The Company does not expect the ultimate resolution of this matter to have a material impact on its financial position or results of operations; as a result, the accrued interest has not been recorded as of March 31, 2002. However, there can be no assurance the Company will be able to resolve this matter according to management's expectations.

The Company has recorded an accrual for past due payroll taxes as of March 31, 2002 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $65,000 (including approximately $8,000 of penalties and interest) under accounts payable and accrued expenses in the accompanying balance sheet. The Company expects this matter to be settled and the related accrual paid by June 30, 2002.

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

The Company is delinquent on the lease and has accrued approximately $12,000 of past due lease payments as of March 31, 2002.

NOTE  7  -  SUBSEQUENT  EVENTS:

On April 1, 2002, the company entered into a promissory note ("the Note") with a third party in the principal amount of $600,000. The note resulted in net proceeds of $500,000, less a $100,000 transaction fee (which will be amortized into interest expense over the term of the Note) and incurs interest in the amount of 10% per annum. Pursuant to the terms of the note, the principal and all interest is accrued and payable upon maturity on April 1, 2003.

In April 2002, the Company entered into employment agreements with two employees for a period of five years. According to the terms of the Agreements, the employees could earn warrants to purchase in excess of 4,250,000 shares of the Company's restricted common stock based on certain performance criteria, as defined. The warrants have an exercise price of $1.00. The warrants vest immediately and are exercisable for a period of ten years from the date of grant.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of HelpCity, Inc. should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

The Company significantly curtailed its sales and operations for the period ending March 31, 2002 due to the expense of the Company's Form SB-2 registration process and the limitations on capital financing during its registration process. Management intends to expand its operations in 2002 through capital financing from the proceeds of the Company's public offering of 4,000,000 shares registered under its Form SB-2 registration statement which became effective on February 14, 2002.

During this period the officers of the Company personally funded continued products and services development for its new "More than a Phonebook" program. The More than a Phonebook program includes a new website, the annual HelpCity Local Internet Guide and other features such as the HelpCity Super Service (mass email) feature.

To re-establish our sales force, in April 2002, the Company entered into an arrangement with two seasoned sales executives to join the staff to manage and expand our sales organization.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

Fiscal Quarter Ended March 31, 2001 Compared to Fiscal Quarter Ended March 31, 2002

REVENUES-Sales revenues from operations totaled $44,961 and $2,377 for period ending March 31, 2001 and period ending March 31, 2002, respectively. Revenues are generated from three primary sources: Web ads, print ads and web site development. For the periods ending March 31, 2001 and 2002 respectively: Web Ad revenues were $44,854 and $1,137, Web Site Development ($315) and $500, Print $0 and $0 and Other Services were $422 and $740 respectively. Other services include web site hosting and graphic design services. Web Ad revenue, basic web packages (and print listings) decreased for the period ending March 31, 2002 compared to the period ending March 31, 2001 due to the Company's curtailed operations. Web Design revenue (full custom web site development), increased for the period ending March 31, 2002 compared to the period ending March 31, 2001 due to an increase in the number of sites that were created for customers. There was no Print revenue, print ads (other than the basic print listing), in the period ending March 31, 2001 and the period ending March 31, 2002 as the first issue of the quarterly print product was issued in the third quarter of 2001 and the first issue of the annual directory will be issued in the third quarter 2002.

NET LOSS FROM OPERATIONS- Net loss from operations totaled $445,925 and $176,326 for the periods ending March 31, 2001 and March 2002, respectively. During the period ending March 31, 2002, operating expenses decreased as a result of curtailed operations. Net Loss per share decreased from $0.02 to $0.01 for the period ending March 31, 2002.

ASSETS - Assets totaled $247,444 as of December 31, 2001. Assets totaled $192,972 as of March 31, 2002. Cash for the period ending March 31, 2002 was significantly reduced due to the limitations on capital financing during the Company's Form SB-2 registration process. Account receivables for the period ending March 31, 2002, was significantly reduced due to the change from a quarterly print publication to an annual print publication which resulted in customer accounts that did not receive their print listing and are deferred until the second quarter of 2002.

Current Liabilities -- Current liabilities totaled $387,622 for the period ending December 31, 2001. Current liabilities totaled $510,045 for the period ending March 31, 2002. Current liabilities during the period ending March 31, 2002 increased substantially as the Company continued to incur ongoing operating expenses even though revenue from sales was curtailed substantially.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three month period ending March 31, 2002 the Company had $2,377 in revenues and $192,972 in assets. The Company incurred a net loss of $176,895 during the three month period ending March 31, 2002, compared to $426,302 for the period ending March 31, 2001.

During fiscal 2001, the Company filed a Form SB-2 registration statement to register the Company's rescission offer and its public offering to sell $4,000,000 shares of stock at $1.00 which was declared effective on February 14, 2002. As a result of the expenses incurred for the Company's Form SB-2 registration process and the limitations on capital financing during the registration process, the Company was unable to obtain additional financing required to maintain operations during the period ending March 31, 2002, therefore the Company was forced to curtail its operations. With the effectiveness of the Company's Form SB-2, management intends to use proceeds from the public offering to fund its rescission offer, repay its short and long liabilities and expand its base of operations. There can be no assurance, however, that the Company will be able to raise sufficient capital to repay shareholders who decide to accept the Company's rescission offer. The Company extended its rescission offer to certain shareholders on May 1, 2002. At this point, the Company cannot quantify the dollar amount of the rescission shares that will be accepted.

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

The Company's outstanding rescission offering may have a significant impact on the Company's operations as it cannot be anticipated how much of the Company's previously sold stock will be rescinded. The cost to redeem the stock and the estimated accrued interest that is required to be paid as a result of the redemption will have a material adverse affect on the Company's results of operations, if the Company is unable to raise money concurrent with its plans to conduct the rescission offering.

On April 1, 2002, the Company entered into a promissory note with a third party in the principal amount of $600,000. The note will result in net proceeds of $500,000, less a $100,000 transaction fee (which will be amortized into interest expense over the term of the Note) and incurs interest in the amount of 10% per annum. Pursuant to the terms of the note, the principal and all interest is accrued and payable upon maturity on April 1, 2003. The note is secured by the assets of the Company. The Company has received $105,000 of the note as of May 17, 2002.

On April 2002, the Company entered into employment agreements with two employees for a period of five years. According to the terms of the agreements, the employees could earn warrants to purchase in excess of 4,250,000 shares of the Company's restricted common stock of the Company based on certain performance criteria as defined. The warrants have an exercise price of $1.00. The warrants vest once earned and are exercisable for a period of ten years from the date of the grant.

Additionally, a slower than expected rate of acceptance of the Company's planned services, when available to customers, or lower than expected revenues generated from the Company's products and services, would materially adversely affect the Company's liquidity. The Company would need additional capital sooner than presently anticipated.

The Company has no commitment for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner, or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could dilute our existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Additionally, we may have incurred liability for past due on payments on recurring operating expenses and our payroll taxes. We intend on using a portion of the funds raised in this Offering to meet these liabilities and to rehire a significant number our employees. Failure to satisfactorily address these liabilities may substantially harm our business, hinder the development of our business prospects, and force us to curtail our operations entirely.

CASH  USED  IN  OPERATIONS,  INVESTING  AND  FINANCING

Cash flows from operating activities - net cash used in operating activities totaled $423,035 and $52,587 for the period ending March 31, 2001 and March 31, 2002, respectively. During the period ending March 31, 2002, cash used in operations was reduced substantially as a result of the Company's curtailed operations.

Cash flows from investing activities - net cash used in investing activities totaled $74,398 and $0 for the period ending March 31, 2001 and March 31, 2002. During the period ending March 31, 2002, the Company did not maintain any investing activities.

Cash flows from financing activities - Net cash used in financing activities totaled $35,000 for the period ending March 31, 2001. Net cash provided by financing activities totaled $51,612 for the period ending March 31, 2002. During the period ending March 31, 2002, the officers of the Company provided financing for developmental activities.

EXPECTED CAPITAL EXPENDITURES, SHORT TERM AND LONG TERM CAPITAL REQUIREMENTS, INFLATION, EMPLOYEES, ETC.

The Company expects to re-establish and expand its operations from its reduced levels in 2001 as it raises its anticipated investment capital and loans. Short term, the Company will use funds to revamp its products and services to address the change from a quarterly to annual print product. As the Company completes its product and service transition, the Company will focus on expanding its current customer and geographical base outside of San Gabriel Valley in Los Angeles County. Short term, the Company, will also focus on developing its marketing and sales presence in these other areas. Thus, capital investments will be required in order to establish a physical presence via branch offices and establishing communication networks and work processes to facilitate customer acquisition and support. Capital infusion will also be required for the expansion of personnel and the organization. The current challenges, short and long term, will be to effectively manage the growth of the organization, i.e. hiring, training and retention of the required qualified managers and personnel. Short term, in order to introduce scalability, the Company will also require capital for systems and technology for information management. It is anticipated that the Company may also need to upgrade our current accounting systems to address any accelerated growth in customers.

Other concerns that may negatively impact business operations include: the substantial rise of gasoline prices and its effect that it may have on our cost of sales; any taxation that may be imposed on the Internet such as a surcharge on e-mail; privacy legislation that may create unforeseen impacts on how we operate or provide our services; rise in short term cost of paper and production cost that may affect the size or quality of our print; the cost of delivery of our annual Local Internet Guide; any terrorist acts such an anthrax scare or September 11 event may have an impact on the rate of customer growth and size of contract renewals; reductions in state and federal funding and budgets may adversely impact our future government revenues.

OTHER FACTORS AFFECTING OPERATIONS - Other possible factors that may adversely affect the business may include the severity of the economic recession as this could significantly delay or extend the signing of potential contracts and orders for additional services. The current energy crisis may also significantly impact the frequency and the amount of usage of the Internet by consumers and businesses. The increased cost of paper and cost of distribution of our annual directory may substantially change the projected economics of the annual print publication to be introduced by the Company in the third quarter 2002 that could adversely affect our potential revenue.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

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

Item  2.     Changes  in  Securities

     On February 14, 2002, the Company's Form SB-2 registration statement became effective with the Securities and Exchange Commission. The Company's Form SB-2 registered the Company's rescission offer to repurchase up to $1,017,100 shares of the Company's previously issued common stock plus potential accrued interest as of March 31, 2002 of approximately $175,000 if all shareholders rescind. In addition, the Company's Form SB-2 also registered for sale 4,000,000 shares of the Company's common stock at $1.00 per share. On May 1, 2002, the Company extended its rescission offer to certain shareholders. As of the date of this report, the Company has not commenced its public offering of the 4,000,000 shares of common stock and has not received any proceeds from the offering. The Company intends to commence its public offering upon the expiration of its rescission offering which is approximately May 31, 2002.

Item  3.     Defaults  Upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.

Item  5.     Other  Information

     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

None

(b)     Reports  on  Form  8-K

     On March 29, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission detailing the change of its independent auditors Corbin & Wertz LLP to Squar, Milner, Reehl & Williamson, LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May  20,  2002

                                 HELPCITY, INC.
                                 --------------
                                  (Registrant)

By:  /s/ David Wong
     DAVID  WONG
President,  Chairman  of  the  Board  of  Directors,  and  Director


By:  /s/ Traci Wong
     TRACI  WONG
Vice  President,  Secretary  and  Treasurer


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature     Capacity               Date
     ---------     --------               ----


By:  /s/ David Wong     Chairman  of  the  Board of Directors     May 20, 2002
     DAVID  WONG        and  Director


By:  /s/ Traci Wong
     TRACI  WONG        Director                                  May  20, 2002